Form 10-K
period 2007-12-31
Thornburg Mortgage Securities Trust 2007-3
filed 2008-03-31
CIK 1407659

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2007

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________



      Commission file number: 333-140247-12

      Thornburg Mortgage Securities Trust 2007-3
      (exact name of issuing entity as specified in its charter)

      Structured Asset Mortgage Investments II Inc.
      (exact name of the depositor as specified in its charter)

      Thornburg Mortgage Home Loans, Inc.
      (exact name of the sponsor as specified in its charter)



  New York                                N/A
  (State or other jurisdiction of         (I.R.S. Employer
  incorporation or organization)          Identification No.)



   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
  (Address of principal executive               (Zip Code)
  offices)


 Telephone number, including area code: (410) 884-2000




  Securities registered pursuant to Section 12(b) of the Act:

    NONE.



  Securities registered pursuant to Section 12(g) of the Act:

    NONE.



  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes ___     No  X



  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes ___     No  X



  Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X      No ___



  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    Not applicable.



  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer ___
   Accelerated filer ___
   Non-accelerated filer X (Do not check if a smaller reporting company) Smaller reporting company ___

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes ___     No  X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

    Not applicable.



  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

    Not applicable.



  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

  See Item 15 (Part IV).



                                     PART I

  Item 1.      Business.

               Omitted.


  Item 1A.     Risk Factors.

               Omitted.


  Item 1B.     Unresolved Staff Comments.

               None.


  Item 2.      Properties.

               Omitted.


  Item 3.      Legal Proceedings.

               Omitted.


  Item 4.      Submission of Matters to a Vote of Security Holders.

               Omitted.




                                     PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Omitted.


  Item 6.      Selected Financial Data.

               Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

               Omitted.


  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

               Omitted.


  Item 8.      Financial Statements and Supplementary Data.

               Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Omitted.


  Item 9A.     Controls and Procedures.

               Omitted.


  Item 9A(T).  Controls and Procedures.

               Omitted.


  Item 9B.     Other Information.

               None.




                                    PART III

  Item 10.     Directors, Executive Officers and Corporate Governance.

               Omitted.


  Item 11.     Executive Compensation.

               Omitted.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Omitted.


  Item 14.     Principal Accounting Fees and Services.

               Omitted.




  ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.



Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.


Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

The Royal Bank of Scotland plc provides an Yield Maintenance Agreement credit enhancement for the trust as disclosed in the 424 Prospectus. No additional disclosure is necessary because such entity does not provide payments representing 10% or more of the cashflows to the security.

The Royal Bank of Scotland plc provides an Interest Rate Swap derivative instrument and Cap Contracts for the trust as disclosed in the 424 Prospectus. No additional disclosure is necessary because the significance percentage for the interest rate corridor is less than 10%.


Item 1117 of Regulation AB, Legal Proceedings.

The following disclosure was provided in connection with the Form 10-K filed on February 28, 2008 and Form 10-K/A filed on March 11, 2008 by Thornburg Mortgage Inc., SEC Accession Nos. 0001193125-08-040737 and 0001193125-08-052236,
respectively:

Slater v. Thornburg, et al., filed August 21, 2007
United States District Court, District of New Mexico
Gonsalves v. Thornburg, et al., filed September 7, 2007
United States District Court, District of New Mexico
Smith v. Thornburg Mortgage, Inc., et al., filed September 20, 2007 United States District Court, District of New Mexico
Sedlmyer v. Thornburg Mortgage, Inc., et al., filed September 24, 2007 United States District Court, District of New Mexico
Snydman v. Thornburg Mortgage, Inc., et al., filed October 9, 2007 United States District Court, District of New Mexico

On August 21, 2007, a complaint for a securities class action entitled Slater v. Thornburg, et al. was filed in the United States District Court for the District of New Mexico against the Company and certain of our officers and directors. Subsequently, three similar class action complaints were filed in the Southern District of New York, and one more was filed in the District of New Mexico. All five complaints allege that the Company and the other named defendants violated federal securities laws by issuing false and misleading statements in financial reports filed with the SEC, press releases and other public statements, which resulted in artificially inflated market prices of the Company's common stock, and that the named plaintiff and members of the putative class purchased common stock at these artificially inflated market prices. Two complaints allege a class period running from October 6, 2005 through August 17, 2007, one alleges a class period running from October 6, 2005 through August 20, 2007, and two more allege a class period running from April 19, 2007 through August 14, 2007. Each complaint seeks unspecified money damages. The five actions have been formally consolidated in the District of New Mexico, and will be litigated as a single proceeding The Company believes the allegations are without merit, and intends to defend against them vigorously.



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously filed in a 424(b)(5) filing dated July 27, 2007 and August 1, 2007.



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

LaSalle Bank National Association's ("LaSalle") Report on Assessment of Compliance with Servicing Criteria for 2007 (the "2007 Assessment") attached to this Report on Form 10-K describes in Appendix B the following material instance of noncompliance related to investor reporting:
"1122(d)(3)(i)(A) and (B) - During the Reporting Period, certain monthly investor or remittance reports were not prepared in accordance with the terms set forth in the transaction agreements and certain investor reports did not provide the information calculated in accordance with the terms specified in the transaction agreements for which certain individual errors may or may not have been material."

The investor reporting errors identified on LaSalle's 2007 Assessment as material instances of noncompliance (the "Investor Reporting Errors") included, for example, revised delinquency, REO, foreclosure, repurchase, payoff or modified loan counts, category indicators and/or balances. The conclusion that the Investor Reporting Errors amounted to a material instance of noncompliance was based primarily on the aggregate number of errors as opposed to the materiality of any one error.

The Investor Reporting Errors were generally caused by human error resulting primarily from high volume monthly data processing demands that had to be addressed within constricted time frames with less than a full complement of operational staff. Between the fourth quarter of the Reporting Period and the date of the 2007 Assessment, LaSalle has employed additional operational staff to accommodate the high volume of monthly investor reporting requirements and minimize the risk of the Investor Reporting Errors recurring. Other necessary controls are in place to minimize the risk of such errors.

With respect to the specific pool assets and asset-backed securities related to the Investor Reporting Errors, the errors did not have, and are not reasonable likely in the future to have, any material impact or effect on pool asset performance, servicing of the pool assets and payments or expected payments on the mortgage-backed securities.



Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits.

  (4) Indenture dated July 1, 2007, is by and among Thornburg Mortgage Securities Trust 2007-3, LaSalle Bank National Association, a national banking association, as indenture trustee and not in its individual capacity, and Wells Fargo Bank, N.A., a national banking association, as securities administrator and not in its individual capacity (As previously filed on Form 8-K filed on August 15, 2007 and hereby incorporated by reference into this report on Form 10-K)

  (10.1) Sale and Servicing Agreement dated July 1, 2007 by and among Thornburg Mortgage Securities Trust 2007-3, Thornburg Mortgage Home Loan, Inc. Thornburg Mortgage Funding, Inc., Structured Asset Mortgage Investments II Inc., Wells Fargo Bank, N.A., and as securities administrator and LaSalle Bank National Association, a national banking (As previously filed on Form 8-K filed on August 15, 2007 and hereby incorporated by reference into this report on Form 10-K)

  (10.2) Amended and Restated Trust Agreement dated July 31, 2007, by and among Structured Asset Mortgage Investments II Inc., Wilmington Trust Company and Wells Fargo Bank, N.A. (As previously filed on Form 8-K filed on August 15, 2007 and hereby incorporated by reference into this report on Form 10-K)

  (10.3) Administration Agreement dated July 1, 2007 among Thornburg Mortgage Securities Trust 2007-3, LaSalle Bank National Association, not in its individual capacity but solely as indenture trustee, Wells Fargo Bank, N.A., and Wilmington Trust Company, not in its individual capacity but solely as owner trustee of the Issuer (As previously filed on Form 8-K filed on August 15, 2007 and hereby incorporated by reference into this report on Form 10-K)

  (10.4) TMFI Mortgage Loan Purchase Agreement dated July 1, 2007 is made and entered into between Thornburg Mortgage Home Loans, Inc., and Thornburg Mortgage Funding, Inc., (As previously filed on Form 8-K filed on August 15,
   2007 and hereby incorporated by reference into this report on Form 10-K)

  (10.5) SAMI II Mortgage Loan Purchase Agreement dated July 1, 2007 (made and entered into between Thornburg Mortgage Funding, Inc., and Structured Asset Mortgage Investments II Inc., (As previously filed on Form 8-K filed on August 15, 2007 and hereby incorporated by reference into this report on Form 10-K)

  (10.6) Auction Administration Agreement, dated July 31, 2007 between The Royal Bank of Scotland PLC, and Wells Fargo Bank, N.A., not in its individual capacity but solely as Securities Administrator under the Sale and Servicing Agreement, acting as the auction administrator on behalf of the Holders of the Auction Notes (As previously filed on Form 8-K filed on August 15, 2007 and hereby incorporated by reference into this report on Form 10-K)

  (10.7) Multicurrency-Cross Border ISDA Master Agreement dated July 31, 2007 between The Royal Bank of Scotland PLC and Wells Fargo Bank, National Association, not in its individual capacity but solely as securities administrator under the Sales and Servicing Agreement, acting as auction administrator on behalf of the holders of the auction notes (As previously filed on Form 8-K filed on August 15, 2007 and hereby incorporated by reference into this report on Form 10-K)

  (10.8) Multicurrency-Cross Border ISDA Master Agreement dated July 31, 2007 between The Royal Bank of Scotland PLC and Thornburg Mortgage Securities Trust 2007-3 (As previously filed on Form 8-K filed on August 15, 2007 and hereby incorporated by reference into this report on Form 10-K)

  (10.9) Service Agreement dated March 1, 2002 by and among Thornburg Mortgage Home Loans, Inc., in its capacity as seller and servicer and Wells Fargo Bank Minnesota, National Association, as master servicer (As previously filed on Form 8-K filed on August 15, 2007 and hereby incorporated by reference into this report on Form 10-K)

  (10.10) Reconstituted Servicing Agreement, dated July 1, 2007 by and among Thornburg Mortgage Home Loans, Inc., Thornburg Mortgage Funding, Inc., Countrywide Home Loans Servicing, LaSalle Bank National Association, as Trustee on behalf of the Trust and acknowledged by Wells Fargo Bank, N.A. (As previously filed on Form 8-K filed on August 15, 2007 and hereby incorporated by reference into this report on Form 10-K)

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Cenlar, FSB as Servicer
    33.2 Countrywide Home Loans Servicing LP as Servicer
    33.3 LaSalle Bank, National Association as Custodian
    33.4 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Cenlar, FSB as Servicer
    34.2 Countrywide Home Loans Servicing LP as Servicer
    34.3 LaSalle Bank, National Association as Custodian
    34.4 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator



   (35) Servicer compliance statement.



    35.1 Cenlar, FSB as Servicer
    35.2 Countrywide Home Loans Servicing LP as Servicer
    35.3 Thornburg Mortgage Home Loans Inc. as Named Servicer
    35.4 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator



   (b) Not applicable.

   (c) Omitted.



                          SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   Thornburg Mortgage Securities Trust 2007-3
   (Issuing Entity)

   Wells Fargo Bank, N.A.
   (Master Servicer)

   /s/ Kristen Ann Cronin
   Kristen Ann Cronin, Vice President
   (senior officer in charge of the servicing function of the master servicer)


    Date:   March 28, 2008



  Exhibit Index

  Exhibit No.


   (4) Indenture dated July 1, 2007, is by and among Thornburg Mortgage Securities Trust 2007-3, LaSalle Bank National Association, a national banking association, as indenture trustee and not in its individual capacity, and Wells Fargo Bank, N.A., a national banking association, as securities administrator and not in its individual capacity (As previously filed on Form 8-K filed on August 15, 2007 and hereby incorporated by reference into this report on Form 10-K)

   (10.1) Sale and Servicing Agreement dated July 1, 2007 by and among Thornburg Mortgage Securities Trust 2007-3, Thornburg Mortgage Home Loan, Inc. Thornburg Mortgage Funding, Inc., Structured Asset Mortgage Investments II Inc., Wells Fargo Bank, N.A., and as securities administrator and LaSalle Bank National Association, a national banking (As previously filed on Form 8-K filed on August 15, 2007 and hereby incorporated by reference into this report on Form 10-K)

   (10.2) Amended and Restated Trust Agreement dated July 31, 2007, by and among Structured Asset Mortgage Investments II Inc., Wilmington Trust Company and Wells Fargo Bank, N.A. (As previously filed on Form 8-K filed on August 15, 2007 and hereby incorporated by reference into this report on Form 10-K)

   (10.3) Administration Agreement dated July 1, 2007 among Thornburg Mortgage Securities Trust 2007-3, LaSalle Bank National Association, not in its individual capacity but solely as indenture trustee, Wells Fargo Bank, N.A., and Wilmington Trust Company, not in its individual capacity but solely as owner trustee of the Issuer (As previously filed on Form 8-K filed on August 15, 2007 and hereby incorporated by reference into this report on Form 10-K)

   (10.4) TMFI Mortgage Loan Purchase Agreement dated July 1, 2007 is made and entered into between Thornburg Mortgage Home Loans, Inc., and Thornburg Mortgage Funding, Inc., (As previously filed on Form 8-K filed on August 15, 2007 and hereby incorporated by reference into this report on Form 10-K)

   (10.5) SAMI II Mortgage Loan Purchase Agreement dated July 1, 2007 (made and entered into between Thornburg Mortgage Funding, Inc., and Structured Asset Mortgage Investments II Inc., (As previously filed on Form 8-K filed on August 15, 2007 and hereby incorporated by reference into this report on Form 10-K)

   (10.6) Auction Administration Agreement, dated July 31, 2007 between The Royal Bank of Scotland PLC, and Wells Fargo Bank, N.A., not in its individual capacity but solely as Securities Administrator under the Sale and Servicing Agreement, acting as the auction administrator on behalf of the Holders of the Auction Notes (As previously filed on Form 8-K filed on August 15, 2007 and hereby incorporated by reference into this report on Form 10-K)

   (10.7) Multicurrency-Cross Border ISDA Master Agreement dated July 31, 2007 between The Royal Bank of Scotland PLC and Wells Fargo Bank, National Association, not in its individual capacity but solely as securities administrator under the Sales and Servicing Agreement, acting as auction administrator on behalf of the holders of the auction notes (As previously filed on Form 8-K filed on August 15, 2007 and hereby incorporated by reference into this report on Form 10-K)

   (10.8) Multicurrency-Cross Border ISDA Master Agreement dated July 31, 2007 between The Royal Bank of Scotland PLC and Thornburg Mortgage Securities Trust 2007-3 (As previously filed on Form 8-K filed on August 15, 2007 and hereby incorporated by reference into this report on Form 10-K)

   (10.9) Service Agreement dated March 1, 2002 by and among Thornburg Mortgage Home Loans, Inc., in its capacity as seller and servicer and Wells Fargo Bank Minnesota, National Association, as master servicer (As previously filed on Form 8-K filed on August 15, 2007 and hereby incorporated by reference into this report on Form 10-K)

   (10.10) Reconstituted Servicing Agreement, dated July 1, 2007 by and among Thornburg Mortgage Home Loans, Inc., Thornburg Mortgage Funding, Inc., Countrywide Home Loans Servicing, LaSalle Bank National Association, as Trustee on behalf of the Trust and acknowledged by Wells Fargo Bank, N.A. (As previously filed on Form 8-K filed on August 15, 2007 and hereby incorporated by reference into this report on Form 10-K)

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Cenlar, FSB as Servicer
    33.2 Countrywide Home Loans Servicing LP as Servicer
    33.3 LaSalle Bank, National Association as Custodian
    33.4 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Cenlar, FSB as Servicer
    34.2 Countrywide Home Loans Servicing LP as Servicer
    34.3 LaSalle Bank, National Association as Custodian
    34.4 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator


   (35) Servicer compliance statement.



    35.1 Cenlar, FSB as Servicer
    35.2 Countrywide Home Loans Servicing LP as Servicer
    35.3 Thornburg Mortgage Home Loans Inc. as Named Servicer
    35.4 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
